Form 10-Q
period 2021-09-30
Pacifico Acquisition Corp.
filed 2021-11-16
CIK 1858414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

PACIFICO ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-40801	86-2422615
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

521 Fifth Avenue 17th Floor
New York, NY 10175

(Address of Principal Executive Offices) (Zip Code)

(646) 886 8892

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one right to receive one-tenth (1/10) of a share of common stock	PAFOU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001	PAFO	The Nasdaq Stock Market LLC
Rights	PAFOR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 30, 2021, there were 7,495,000 shares of common stock, $0.0001 par value issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

PACIFICO ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

ASSETS
Current assets
Cash	$290,514
Prepaid expense	245,545
Marketable securities held in trust account	58,075,086
Total Current Assets	58,611,145

Total Assets	$58,611,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Franchise taxes payable	$18,960
Deferred underwriter commissions	2,469,769
Total Current Liabilities	2,488,729

Commitments and Contingencies

Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at redemption value	49,535,104

Stockholders’ Equity
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,745,000 shares issued and outstanding	175
Additional paid-in capital	6,626,671
Accumulated deficit	(39,534)
Total Stockholders’ Equity	6,587,312
Total Liabilities and Stockholders’ Equity	$58,611,145

The accompanying notes are an integral part of the unaudited condensed financial statements.

PACIFICO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Period From March 2, 2021 (Inception) to
	September 30,	September 30
	2021	2021

Formation and operating costs	$17,135	$20,660
Franchise tax	18,960	18,960
Loss from operations	(36,095)	(39,620)
Other income
Interest income on marketable securities held in trust account	86	86
Net loss	$(36,009)	$(39,534)

Weighted average shares outstanding of redeemable common stock	826,087	358,491
Basic and diluted net income (loss) per share, redeemable common stock	$0.43	$1.29

Weighted average shares outstanding of non-redeemable common stock	1,311,386	1,276,639
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.30)	$(0.39)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PACIFICO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 2, 2021(INCEPTION) TO SETPMEBER 30, 2021

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity
Balance–March 2, 2021 (Inception)	—	$—	$—	$—	$—

Common stock issued to initial stockholders	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(3,525)	(3,525)
Balance, June 30, 2021 (unaudited)	1,437,500	$144	$24,856	$(3,525)	$21,475

Sale of public units in initial public offering	5,750,000	575	57,499,425	—	57,500,000

Sale of private units	307,500	31	3,074,969	—	3,075,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(3,907,269)	—	(3,907,269)

Offering costs	—	—	(530,881)	—	(530,881)

Initial measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid-in capital	(5,750,000)	(575)	(48,929,011)	—	(48,929,586)

Accretion of initial measurement of common stock subject to redemption value	—	—	(605,518)	—	(605,518)

Net loss	—	—	—	(36,009)	(36,009)
Balance, September 30, 2021 (unaudited)	1,745,000	$175	$6,626,671	$(39,534)	$6,587,312

The accompanying notes are an integral part of the unaudited condensed financial statements

PACIFICO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 2, 2021(INCEPTION) TO SETPMEBER 30, 2021

(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,534)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in trust account	(86)
Change in operating assets and liabilities:
Prepaid expenses	(245,545)
Franchise taxes payable	18,960
Net cash flows used in operating activities	(266,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash invested in marketable securities held in trust account	(58,075,000)
Net cash flows used investing activities	(58,075,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of pubic units in Initial Public Offering	57,500,000
Proceeds from sale of private units	3,075,000
Proceeds from issuance of common stock to initial stockholders	25,000
Payment of underwriter commissions	(1,437,500)
Payment of offering costs	(530,881)
Proceeds from issuance of promissory note to related party	200,000
Repayment of promissory note to related party	(200,000)
Net cash flows provided by financing activities	58,631,719

NET INCREASE (DECREASE) IN CASH	290,514

CASH, BEGINNING OF PERIOD	—
CASH, END OF PERIOD	$290,514

Supplemental disclosure of noncash activities:
Deferred underwriter commission	$2,469,769
Accretion of carrying value to redemption value	$605,518

The accompanying notes are an integral part of the unaudited condensed financial statements.

PACIFICO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization and Business Operations

Pacifico Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on March 2, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not yet commenced any operations and had not generated revenue. All activities through September 30, 2021 relate to the Company’s formation and the initial public offering (the “IPO”) described below. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Pacifico Capital LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO (as described in Note 3) was declared effective on September 13, 2021. On September 16, 2021, the Company consummated the IPO of 5,000,000 units at $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the IPO, the Company sold to its Sponsor and Chardan Capital Markets LLC (“Chardan”) (and/or their designees) 281,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,812,500, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to 750,000 Units to cover Over-allotment, if any. As of September 22, 2021, the underwriters had fully exercised the option and purchased 750,000 additional Units (the “Over-allotment Units”), generating gross proceeds of $7,500,000.

Upon the closing of the Over-allotment on September 22, 2021, the Company consummated the Private Placement sale of an additional 26,250 Private Units to the Sponsor and Chardan at a price of $10.00 per Private Unit, generating gross proceeds of $262,500.

Offering costs amounted to $4,717,275 consisting of $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees and $810,006 of other offering costs (including $279,125 of the estimated cost of Unit Purchase Option issued to the underwriter). The Company received net proceeds of $58,075,000 from the IPO (including the Over-allotment Units) and the sale of Private Units.

Trust Account

Upon the closing of the IPO and the private placement (including Over-allotment), a total of $58,075,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee.

The funds held in the Trust Account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within applicable period of time.

Placing funds in the Trust account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

In addition, interest income earned on the funds in the Trust account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Business Combination

Pursuant to NASDAQ listing rules, the Company’s initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any taxes payable on the income earned on the Trust account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial business combination, although the Company may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on NASDAQ, it will not be required to satisfy the 80% test.

The Company currently anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure a business combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 5) (the “Initial Stockholders”) and Chardan have agreed (a) to vote their Insider Shares, Private Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Company will have until 12 months from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 or 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), for each such extension on or prior to the date of the applicable deadline.

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders and Chardan have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders or Chardan acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 and the period from March 2, 2021(inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on September 22, 2021(for the IPO) and September 14, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of September 30, 2021, offering costs amounted to $4,717,275 consisting of $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees and $810,006 of other offering costs (including $279,125 of the estimated cost of Unit Purchase Option issued to the underwriter). The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance. Accordingly, $4,372,914 was allocated to public shares and was charged to temporary equity, and $344,361 was allocated to public rights and was charged to stockholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on such account as of September 30, 2021.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. On September 30, 2021, the Company recorded an accretion of approximately $605,518, with unrecognized accretion remaining of $8,539,896.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the three months ended	For the period from March 2, 2021 (inception) through
	September 30, 2021	September 30, 2021
Net Loss	$(36,009)	$(39,534)
Accretion of temporary equity to redemption value	(605,518)	(605,518)
Net loss including accretion of temporary equity to redemption value	$(641,527)	$(645,052)

	For the three months ended September 30, 2021		For the period from March 2, 2021 (inception) through September 30, 2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(247,936)	$(393,591)	$(141,423)	$(503,629)
Accretion of temporary equity to redemption value	605,518	—	605,518	—
Allocation of net income (loss)	$357,582	$(393,591)	$464,095	$(503,629)

Denominators:
Weighted-average shares outstanding	826,087	1,311,386	358,491	1,276,639
Basic and diluted net income/(loss) per share	$0.43	$(0.30)	$1.29	$(0.39)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from March 2, 2021 (inception) to September 30, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instrument,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On September 16, 2021, the Company sold 5,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $50,000,000 related to its IPO. Each Unit consists of one share of common stock and one right (“Public Right”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination (see Note 7). The Company granted the underwriters a 45-day option to purchase up to 750,000 Units to cover Over-allotment, if any. On September 22, 2021, the underwriters fully exercised the option and purchased 750,000 additional Units (the “Over-allotment Units”), generating gross proceeds of $7,500,000.

As of September 30, 2021, the Company incurred $4,717,275 consisting of $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees (payable only upon completion of a Business Combination) and $810,006 of other offering costs (including $279,125 of the estimated cost of Unit Purchase Option issued to the underwriter).

Note 4 — Private Placement

Concurrently with the closing of the IPO, the Company’s Sponsor and Chardan (and/or their designees) purchased an aggregate of 281,250 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,812,500 in a private placement. Upon the closing of the Over-allotment on September 22, 2021, the Company consummated the Private Placement sale of an additional 26,250 Private Units to the Sponsor and Chardan at a price of $10.00 per Private Unit, generating gross proceeds of $262,500.

The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Promissory Note - Related Party

On March 15, 2021, the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the closing of the IPO. As of September 30, 2021, the Company fully repaid the Promissory Note and no amount is owed under the note.

Insider Shares

On April 13, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregate of $25,000. The Insider Shares include an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As the over-allotment option was fully exercised on September 22, 2021, no portion of the Insider Shares are subject to forfeiture.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Insider Shares until, with respect to 50% of the Insider Shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Insider Shares, until the six months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Note 6 — Commitments and contingency

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been no significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

The holders of the Insider Shares, Private Units (and all underlying securities), and any shares that may be issued upon conversion of working capital loans (may be provided by the Company’s insiders, officers, directors, or their affiliates to finance transaction costs in connection with searching for a target business or consummating a Business Combination) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of IPO. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Insider Shares are to be released from escrow. The holders of a majority of the Private Units and units issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.5% of the gross proceeds of the IPO, or $ 1,437,500 including Over-allotment. In addition, the underwriters will be entitled to a deferred fee of 3.75% of the gross proceeds of the IPO, or $2,156,250, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters will also be entitled to 0.75% of the gross proceeds of the IPO in the form of common shares to be issued if the Company closes a Business Combination.

Unit Purchase Option

The Company sold to Chardan (and/or its designees), for $100, an option (“UPO”) to purchase 158,125 units as the over-allotment option was fully exercised on September 22, 2021. The UPO will be exercisable at any time, in whole or in part, between the close of the IPO and fifth anniversary of the effective date of the registration at a price per Unit equal to $11.50 (or 115% of the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day immediately prior to consummation of an initial Business Combination). The option and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

Right of First Refusal

The Company has granted Chardan a right of first refusal, for a period of 15 months after the date of the consummation of a Business Combination, to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public or private equity and debt offerings.

Leases

The Company entered into a short-term agreement for temporary office space through its Sponsor expiring on March 31, 2022.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2021, there were 1,745,000 shares of common stock (excluding 5,750,000 shares subject to possible redemption).

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional shares of common stock upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	58,075,086	58,075,086	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the review, the Company did not identify any material subsequent event that is required disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “PAFO,” “our,” “us” or “we” refer to Pacifico Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company formed under the laws of the State of Delaware March 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net loss of approximately $36,009, which consists of loss of approximately $36,095 derived from general and administrative expenses of approximately $17,135, offset by interest earned on marketable securities of approximately $86.

For the period from March 2, 2021 (inception) to September 30, 2021, we had a net loss of approximately $39,534 which consists of loss of approximately $39,620 derived from general and administrative expenses of approximately $20,660 offset by interest earned on marketable securities of approximately $86.

Liquidity and Capital Resources

On September 16, 2021, we consummated the IPO of 5,000,000 units (the “Public Units”). Each Unit consists of one share of Common Stock (“Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO on September 16, 2021, the Company consummated the private placement (“Private Placement”) with Pacifico Capital LLC, its sponsor, purchasing 231,250 units, and Chardan purchasing 50,000 units, in the aggregate a total of 281,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,812,500.

On September 20, 2021, the underwriter fully exercised its over-allotment option and the closing of the issuance and sale of the additional Public Units occurred on September 22, 2021. The total aggregate issuance by the Company of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On September 22, 2021, simultaneously with the sale of the over-allotment Units, the company consummated the private sale of an additional 26,250 Private Units, generating gross proceeds of $262,500.

A total of $58,075,000 of the net proceeds from the sale of Public Units in the Initial Public Offering (including the over-allotment option units) and the Private Placements on September 16, 2021 and September 22, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, we had $294,460 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. We incurred a total of $4,717,275 in transaction costs, including $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees and $810,006 of other offering costs. For the period from March 2, 2021 (inception) to September 30, 2021, cash used in operating activities was $266,205.

As of September 30, 2021, we had marketable securities held in the Trust Account of $58,075,086 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2021, we had cash of $290,514 outside the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our insiders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $600,000 of such loans may be convertible into warrants, at a price of $10.00 per Unit, at the option of the lender. The warrants would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Upon closing of a Business Combination, the underwriters will be entitled to a deferred fee of $0.375 per public share, or $2,156,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters will also be entitled to 43,125 common shares, to be issued if the Company closes a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We have made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the final prospectus for our IPO filed with the SEC and our previously filed Annual Report on 10-K and Quarterly Reports on Form 10-Q. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on September 13, 2021. On September 16, 2021, we consummated the IPO of 5,000,000 units (the “Public Units”). Each Unit consists of one share of Common Stock (“Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO on September 16, 2021, the Company consummated the private placement (“Private Placement”) with Pacifico Capital LLC, its sponsor, purchasing 231,250 units, and Chardan purchasing 50,000 units, in the aggregate a total of 281,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,812,500.

On September 20, 2021, the underwriter fully exercised its over-allotment option and the closing of the issuance and sale of the additional Public Units occurred on September 22, 2021. The total aggregate issuance by the Company of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On September 22, 2021, simultaneously with the sale of the over-allotment Units, the company consummated the private sale of an additional 26,250 Private Units, generating gross proceeds of $262,500.

Upon the closing of the IPO and the Private Placement (including the exercise of the over-allotment) $58,075,000 ($10.10 per share) of the net proceeds of the sale of the Public Shares in the IPO and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid $1,437,500 of underwriting fees, (not including the 3.75% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $810,006 (including $279,125 of the estimated cost of Unit Purchase Option issued to the underwriter) for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	PACIFICO ACQUISITION CORP.

	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Yi Zhong
	Name:	Yi Zhong
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)