Form 10-K
period 2021-12-31
Pacifico Acquisition Corp.
filed 2022-03-31
CIK 1858414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40801

PACIFICO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2422615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Pacifico Capital LLC 521 Fifth Avenue 17th Floor New York, NY 10175 (646) 886 8892	10175
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (646) 886 8892

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock and one right to receive one-tenth (1/10) of a share of common stock	PAFOU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	PAFO	The Nasdaq Stock Market LLC
Rights	PAFOR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2022 was 7,495,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PACIFICO ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1.BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Pacifico Acquisition Corp.

Introduction

Pacifico Acquisition Corp. is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus on operating businesses in and around the new energy, biotech, and education industries in Asia (excluding China). We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

On September 16, 2021, we consummated our initial public offering (the “IPO”) of 5,000,000 units (the “Public Units”), each Public Unit consisting of one share of our common stock, par value $0.0001 per share (the “Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. We granted Chardan Capital Markets, LLC (“Chardan”), the representative of the underwriters, a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments, if any. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $50,000,000.

Simultaneously with the closing of the IPO on September 16, 2021, we consummated the private placement (the “Private Placement”) with Pacifico Capital LLC, our sponsor, purchasing 231,250 units, and Chardan purchasing 50,000 units, in the aggregate a total of 281,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,812,500. The terms of the Private Units are identical to the Public Units. Additionally, the initial purchasers in the Private Placement agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of our initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

Subsequently, on September 20, 2021, Chardan fully exercised its over-allotment option and the closing of the issuance and sale of the additional Public Units occurred on September 22, 2021. The total aggregate issuance by us of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On September 22, 2021, simultaneously with the sale of the over-allotment Public Units, we consummated the private sale of an additional 26,250 Private Units, generating gross proceeds of $262,500.

A total of $58,075,000 of the net proceeds from the sale of Public Units in the initial public offering (including the over-allotment Public Units) and the Private Placements on September 16, 2021 and September 22, 2021, were placed in a trust account established for the benefit of our public shareholders at JP Morgan Chase, N.A., maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. Except as set forth below, the proceeds held in the trust account will not be released until the earlier of: (1) the completion of our initial business combination within the required time period and (2) our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. Therefore, unless and until our initial business combination is consummated, the proceeds held in the trust account will not be available for our use for any expenses related to our IPO or expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with our initial business combination.

Notwithstanding the foregoing, there can be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income tax or other tax obligations. With these exceptions, expenses incurred by us may be paid prior to a business combination only from the net proceeds of our IPO not held in the trust account (estimated to initially be $582,500); provided, however, that in order to meet our working capital needs following the consummation of our IPO if the funds not held in the trust account are insufficient, our insiders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 66,000 shares of Common Stock (which includes 6,000 shares of Common Stock issuable upon exercise of rights). If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

On March 1, 2022, Caravelle International Group issued a press release announcing it signed a letter of intent with us on December 31, 2021.

Background and Competitive Strengths

We will seek to leverage our management team’s network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms, consultants, family offices, and large corporations in order to source, acquire, and support the operations of the business combination target. Our management team has extensive experience investing in and operating businesses in Asia and North America, and we believe that this combination of relationships and expertise will make us a preferred partner for and allow us to source high-quality combination targets.

Our Chief Executive Officer, Edward Cong Wang, has over 15 years of global M&A experience and expertise, and he currently serves as the managing partner of The Balloch (Holding) Group. Our Chief Financial Officer, Yi Zhong, was a senior executive at Zhaorui capital, focusing on investing in the U.S. Yue Tang, an independent director, previously served as the executive vice president of the Shanghai Fuhua business group and the general manager of Fudan Fuhua technology center, where she was responsible for the group’s investment and financial projects. Raymond J. Gibbs, an independent director, has extensive international experience in financial management and M&A transactions. Shiyun Shao, an independent director, currently serve as the vice president of New Margin Capital where she oversees the fundraising and fund investments in Chinese companies.

Given that we are a special purpose acquisition company (SPAC), we also anticipate that potential target business candidates may be brought to our attention from various unaffiliated sources. We believe that our management team and advisors’ reputations, experience, and operational track record will make us a preferred partner for these potential targets.

Our competitive advantages include:

●	Our team’s unique background and experience in completing a variety of large-scale Chinese and cross-border transactions between entities located in the United States and certain countries within Asia;

●	Our team’s networks and relationships with persons experienced in sourcing, evaluating, undertaking due diligence, and executing transactions; and

●	Our team’s extensive operational and investment management experience that we believe will enable a highly focused approach to idea generation, analysis and transaction execution.

However, none of our management team is obligated to remain with the Company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to an acquisition transaction. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing an acquisition transaction.

Acquisition Strategy and Industry Opportunity

Our management team intends to focus on potential acquisition targets with primary operations in and around the new energy, biotech, and education industries in Asia (excluding China). We expect to leverage our management team’s relationships with corporate executives, venture capitalists, entrepreneurs, and private equity firms. We believe that our experience in mergers and acquisitions, operating companies and our network will enable us to identify potential business combination opportunities efficiently and productively. In addition, we believe a target business will benefit from our involvement, including through the potential strategic relationships we can introduce, as well as by our assisting the target in areas such as intellectual property management and corporate financing. Despite our focus, we may attempt to acquire an acquisition target in another industry, if an attractive acquisition opportunity is identified in such other industry prior to identifying an acquisition opportunity within our primary industry focus and we believe that such opportunity is in the best interest of our stockholders.

New energy related companies we intend to focus on range from companies that generate, store, and transport renewable energy, to companies that are established solution providers that effectuate or support electric mobility and motion across a wide range of industries, including, but not limited to, passenger and commercial transportation, warehouse and logistics, factory automation and other tech-enabled “smart” environments. According to the U.S. Department of Energy (DOE)’s Hydrogen Program Plan released on November 12, 2020, the domestic hydrogen energy demand in the United States is expected to grow to an estimated $750 billion per year and lead to the creation of an estimated cumulative 3.4 million jobs by 2050. According to the Hydrogen Program Plan, the number of retail hydrogen fueling stations has grown to approximately 45 over the past few years and over 145 when including infrastructure for niche markets in material handling. According to the China Hydrogen Alliance’s White Paper of Hydrogen Energy and Fuel Cell Industry in China (2019), the annual demand for hydrogen is expected to reach 35 million tons, accounting for about 5% of the final energy system, and the production of hydrogen from renewable energy is expected to reach 3 million tons, by 2030 in China. In Europe, the members of the Hydrogen League proposed to deploy up to 100,000 hydrogen-powered trucks and 1,500 hydrogen stations by 2030. Since 2020, a large number of new energy companies have completed business combinations with a SPAC, such as Stem Inc, FREYR, Fusion Fuel Green PLC, solar energy company iSun, and Chargepoint, which operates the largest online network of charging stations and had an estimated enterprise value of $2.4 billion based on the definitive business combination agreement with Switchback Energy Acquisition signed on September 24, 2020.

Education has long been viewed as an evergreen industry and we believe it is currently poised for robust growth given the COVID-19 pandemic. We believe that the pandemic has accelerated the transformation of online and in-person education ecosystems as demand for remote learning reached all-time highs, especially within the vocational education and K-12 sectors in education technology (EdTech). According to MindK, in 2019, EdTech venture capital firms invested approximately $7 billion globally. In 2020, this amount increased to $16.1 billion. Considering the situation, we believe there is a great opportunity to leverage our team’s network of resources both in Asia and the United States to identify, negotiate and complete a business combination.

We also believe that there are many biotech companies focused on key areas such as vaccine research, gene therapy, genome editing, and drug development that offer attractive investment opportunities. “From vision to decision Pharma 2020” from PwC indicates that the integration of technology with medicine is helping the biotech industry to expand. The development of the industry can also be seen in the market. BioPharma Dive, an industry dashboard for biotech and pharmaceutical companies, states that 71 biotech companies raised over $16 billion via IPO in 2020, which set a new record for this sector. The Nasdaq Biotechnology Index rose 26.7% in 2020. Furthermore, 33 healthcare-focused SPACs went public in 2020, raising $6.3 billion. As such, we believe the biotech market will continue to benefit from strong sector tailwinds.

Investment Criteria

We will seek to generate stockholder value by capitalizing on our experience and, consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

●	Niche Deal Size

Our intended acquisition target should be an enterprise which is valued between $150 million and $300 million and has proven cash-generating ability. We believe we have significant access to companies within this range and that we can initiate an acquisition strategy that will help us identify an appropriate target and complete a business combination.

●	Long-term Revenue Visibility with Defensible Market Position

In management’s view, appropriate viable target company should be at an inflection point; for example, companies that require additional management expertise, companies that are able to innovate by developing new products or services, or companies which we believe have potential to achieve improved profitability performance through a transaction with us.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search for target companies that offer attractive risk-adjusted equity returns for our stockholders. We further intend to seek to acquire a target on terms and in a manner that leverages our experience. We plan to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creative initiatives. We believe that potential upside from future growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

●	Leadership Position

We will seek to identify one or more companies that have a leadership position in their industry or a defensible niche within a target market as a result of differentiated technology or other competitive advantages.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO and the Private Placements of Private Units, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our IPO and the Private Placements of Private Units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

Accordingly, there is no basis for investors in our securities to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. The valuation of a financially unstable company or early stage company can be more complicated than the calculation of a mature, stable company, and any valuation we make on such a company would be based, in part, on its prospects and how successful we believe the business will be once the company matures or is stabilized. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. The board of directors, in light of its fiduciary obligation to stockholders, would be required to determine whether it is capable of valuing the target company based on the experience of its members in valuing companies and whether the board was actually able to reach a determination of value with respect to the particular target company.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the Company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the Company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the Company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the Securities and Exchange Commission (the “SEC”) which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of Common Stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all.

Our insiders and our officers and directors have agreed (1) to vote any shares of Common Stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of Common Stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of Common Stock in any tender in connection with a proposed initial business combination.

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, insiders, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, insiders, and their affiliates will not make purchases of Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Tendering share certificates in connection with a tender offer or redemption rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our insiders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek redemption of his, her or its shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his, her or its public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our insiders, officers, and directors will not have redemption rights with respect to any shares of Common Stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. As a result, if we require public stockholders who wish to redeem their shares of Common Stock to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to redeem or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his, her or its certificate in connection with an election of their redemption or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption or tender rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by September 16, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination by September 16, 2022, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 18 months to complete a business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC on the date of our IPO, the only way to extend the time available for us to consummate our initial business combination in the absence of a proxy statement, registration statement or similar filing is for our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $575,000 ($0.10 per share, or an aggregate of $1,150,000), on or prior to the date of the applicable deadline. In the event that they elected to extend the time to and deposited the applicable amount of money into trust, the insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our pre-IPO stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the rights will expire and holders of rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.10 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of Chardan against certain liabilities, including liabilities under the Securities Act. However, the sponsor may not be able to satisfy its indemnification obligations, as we have not required it to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that it will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, subject to our obligations under Delaware law to provide for claims of creditors as described below.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $18,500) and has agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us redeem their respective shares of Common Stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption amount received by public stockholders may be less than $10.10.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, and our obligation to pay cash in connection with our public stockholders who exercise their redemption rights, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We have two executive officers. They are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 521 Fifth Avenue 17th Floor, New York, NY 10175. The annual rent we paid for this space is $1,761.80 and our sponsor Pacifico Capital LLC plans to renew the lease for us by the lease end date, i.e., March 31, 2022. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “PAFOU” on September 14, 2021. The shares of Common Stock and rights comprising the units began separate trading on Nasdaq on September 27, 2021, under the symbols “PAFO” and “PAFOR”, respectively.

Holders of Record

As of December 31, 2021, there were 7,495,000 of our shares of Common Stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On September 16, 2021, we consummated our IPO of 5,000,000 Public Units, each Public Unit consisting of one share of our Common Stock, par value $0.0001 per share and one Right to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. We granted Chardan a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments, if any. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $50,000,000.

Simultaneously with the closing of the IPO on September 16, 2021, we consummated the Private Placement with Pacifico Capital LLC, our sponsor, purchasing 231,250 Private Units, and Chardan purchasing 50,000 units, in the aggregate a total of 281,250 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,812,500. The terms of the Private Units are identical to the Public Units. Additionally, the initial purchasers in the Private Placement agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of our initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

Subsequently, on September 20, 2021, Chardan fully exercised its over-allotment option and the closing of the issuance and sale of the additional Public Units occurred on September 22, 2021. The total aggregate issuance by us of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On September 22, 2021, simultaneously with the sale of the over-allotment Public Units, we consummated the private sale of an additional 26,250 Private Units, generating gross proceeds of $262,500.

A total of $58,075,000 of the net proceeds from the sale of Public Units in the initial public offering (including the over-allotment Public Units) and the Private Placements on September 16, 2021 and September 22, 2021, were placed in a trust account established for the benefit of our public shareholders at JP Morgan Chase, N.A., maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. Except as set forth below, the proceeds held in the trust account will not be released until the earlier of: (1) the completion of our initial business combination within the required time period and (2) our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. Therefore, unless and until our initial business combination is consummated, the proceeds held in the trust account will not be available for our use for any expenses related to our IPO or expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with our initial business combination.

Notwithstanding the foregoing, there can be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income tax or other tax obligations. With these exceptions, expenses incurred by us may be paid prior to a business combination only from the net proceeds of our IPO not held in the trust account (estimated to initially be $582,500); provided, however, that in order to meet our working capital needs following the consummation of our IPO if the funds not held in the trust account are insufficient, our insiders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 66,000 shares of Common Stock (which includes 6,000 shares of Common Stock issuable upon exercise of Rights). If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

We paid a total of $1,437,500 in underwriting discounts and commissions (not including the 3.75% deferred underwriting commission payable at the consummation of business combination) and $530,881 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 2, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net loss of $221,447, which consists of loss of approximately $222,752 derived primarily from general and administrative expenses of approximately $197,472, offset by interest earned on marketable securities of approximately $1,305.

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

Following the IPO, the full exercise of the over-allotment option, and the sale of the private placement units, we had $217,818 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. We incurred a total of $4,759,144 in transaction costs, including $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees and $ $851,875 of other offering costs (including $320,994 of the estimated cost of Unit Purchase Option issued to the underwriter). For the period from March 2, 2021 (inception) to December 31, 2021, cash used in operating activities was $338,901.

As of December 31, 2021, we had marketable securities held in the Trust Account of $58,076,305 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2021, we had cash of $217,818 outside the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our insiders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $600,000 of such loans may be convertible into private units, at a price of $10.00 per Unit, at the option of the lender. The private units would be identical to the Private Placement Units.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The audited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 31, 2022.

Name	Age	Position
Edward Cong Wang	38	Chief Executive Officer, Chairman and President
Yi Zhong	49	Chief Financial Officer and Director
Raymond John Gibbs	67	Independent Director
Yue Tang	40	Independent Director
Shiyun Shao	32	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Edward Cong Wang has been our Chairman, President and Chief Executive Officer since our inception. Mr. Wang has served as the managing partner at The Balloch (Holding) Group since March 2020. Before that, he was a partner at Prestige Financial Holdings Group Limited from August 2018 to September 2019. Mr. Wang also served as a partner at Shenzhen Bode Chuangfu Investment Management Co. Ltd., from January 2017 to July 2018. Mr. Wang served as the chief executive officer of ZS Fur & Leather Fashion Co., a family owned business, from July 2014 to December 2016. Prior to ZS Fur, He worked at Merrill Lynch, Pierce, Fenner & Smith Incorporated as a vice president from July 2011 to June 2014. Mr. Wang received a bachelor’s degree from Stony Brook University in 2006 and graduated with a master’s degree of Statistics from Columbia University in 2010. We believe Mr. Wang is qualified to serve on our board of directors because of his extensive financial, management, and transaction experience, as well as his contacts and relationships.

Yi Zhong has been our Chief Financial Officer and a director since our inception. Mr. Zhong has served as the senior vice president of HGC Investment Management since June 2017. Prior to joining HGC Investment Management, he had served as the general manager of China Youth Travel Service Group from January 2016 to May 2017. Mr. Zhong was the assistant to the president of GT Land Holdings Limited from September 2007 to November 2012. He served as co-founder and chief operating officer of Supernode Innovation Technology from March 2015 to December 2015. Mr. Zhong graduated from University of Massachusetts, Amherst with a master’s degree of Hospitality and Tourism Management in 2004 and a master’s degree in Resource Economics in 2005, and he received a bachelor’s degree of English from Huazhong University of Science and Technology in 1995. We believe Mr. Zhong is qualified to serve on our board of directors because of his extensive operational, management, and financial experience, as well as his contacts and relationships.

Raymond J. Gibbs has served as our independent director since April 2021. He has spent the last 21 years as chief financial officer or commercial director of high technology and fast moving consumer goods businesses both in the quoted and private arenas. Mr. Gibbs has co-chaired the UK-China Joint Working Group on Graphene Standardization, organized by the BSI Group and the China Standards Authority, and he has served as the chairman of planarTECH LLC since July 2019. In addition, he served as the president of business development and the chief executive officer of Haydale Graphene Industries PLC, a publicly listed company in the UK, from May 2010 to July 2019. Mr. Gibbs is a Chartered Accountant. Mr. Gibbs received a bachelor’s degree from Nottingham Trent University in 1977. We believe Mr. Gibbs is qualified to serve on our board of directors because of his extensive financial, management, and accounting experience, as well as his contacts and relationships.

Yue Tang has served as our independent director since April 2021. Ms. Tang has served as the executive director and general manager of Shanghai Shensheng Investment Development Co., Ltd. since July 2019 and has been its shareholder since August 2017. In August 2015, Ms. Tang founded Shanghai Zhongduo Advertising Co. Ltd. and has served as an executive director since the company’s founding. In March 2010, Ms. Tang co-founded Shanghai Yudong Business Consulting Co. Ltd., a company engaging the business of real estate development, real estate brokerage, real estate consulting, and other real estate related business, and has served as its supervisor since then. She also co-founded Shanghai Zheshang Real Estate Co., Ltd., in January 2008 and has served as its executive director since then. Ms. Tang also served as the executive vice president of Shanghai Fuhua Commercial Group Co., Ltd and general manager of Fudan Fuhua Science and Technology Center from May 2015 to April 2017. Ms. Tang received a Ph.D. degree in Business Administration from the French Higher School of Business in 2021 and received a bachelor’s degree in International Trade from Jilin University in 2003. We believe Ms. Tang is qualified to serve on our board of directors because of her extensive investment and management experience, as well as her contacts and relationships.

Shiyun Shao has served as our independent director since May 2021. Ms. Shao is currently serving as the vice president of New Margin Capital, where she is responsible for fundraising, investment and investor relations. In addition, she has also served as the head of compliance and risk control at Shanghai Junmi Equity Investment Fund Management Co., Ltd. since March 2020. Before she entered New Margin Capital in January 2020, she worked in Galaxy Holding Group as deputy business manager from October 2017 to January 2020. Before that, she worked as public relations manager which is responsible for business development and marketing campaign in Asia Institute of Art and Finance from March 2016 to July 2016. Before that, during April 2014 to April 2015, she worked at Sotheby’s Australia as senior customer service coordinator in Melbourne. Ms. Shao obtained her Master of Food Science from University of Melbourne in 2014 and Bachelor of Food Quality and Safety from Jilin University in 2012.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee (the “Audit Committee”), nominating committee (the “Nominating Committee”) and compensation committee (the “Compensation Committee”) has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on September 8, 2021.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2021 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Raymond J. Gibbs, Yue Tang, and Shiyun Shao, each of whom is an independent director under Nasdaq’s listing standards. Raymond J. Gibbs is the Chairperson of the Audit Committee. The board has determined that Raymond J. Gibbs qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board. Specifically, the Nominating Committee makes recommendations to the board regarding the size and composition of the board, establishes procedures for the director nomination process and screens and recommends candidates for election to the board. On an annual basis, the Nominating Committee recommends for approval by the board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee was not established until the closing of the IPO and therefore held no meetings in 2021.

The members of the Nominating Committee are Raymond J. Gibbs, Yue Tang, and Shiyun Shao, each of whom is an independent director under NASDAQ’s listing standards. Raymond J. Gibbs is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Raymond J. Gibbs, Yue Tang, and Shiyun Shao, each of whom is an independent director under Nasdaq’s listing standards. Raymond J. Gibbs is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to affect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 12 months (or 15 or 18 months, as applicable) from the date of our IPO. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Edward Cong Wang	The Balloch (Holding) Group	Financial Services	Managing Partner
Yi Zhong	HGC Investment Management	Financial Services	Senior Vice President
Yue Tang	Shanghai Shensheng Investment Development Co., Ltd. Shanghai Zhongduo Advertising Co. Ltd. Shanghai Yudong Business Consulting Co. Ltd. Shanghai Zheshang Real Estate Co., Ltd.,	Financial Services Advertising Consulting Real Estate	Executive Director and General Manager Executive Director Founder and Supervisor Executive Director
Raymond J. Gibbs	planarTECH LLC	Material & Equipment	Chairman

Our insiders and Chardan have agreed to vote any shares of Common Stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of Common Stock in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to redeem such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us and no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and Audit Committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2022 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2022, we had 7,495,000shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the Rights, as the Rights are not convertible within 60 days of March 31, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock		Approximate Percentage of Outstanding Shares of Common Stock
Pacifico Capital LLC(2)	1,633,750		21.8%
Edward Cong Wang(3)	1,643,750	(3)	21.9%
Yi Zhong	5,000		* %
Raymond J. Gibbs	10,000		* %
Shiyun Shao	5,000		* %
Tang Yue	5,000		* %
All current directors and executive officers as a group (five individuals)	1,668,750		22.3%
Karpus Investment Management(4)	423,475		5.7%
ATW SPAC MANAGEMENT LLC(5)	435,000		5.8%
Polar Asset Management Partners Inc. (6)	435,000		5.8%
Boothbay Fund Management, LLC(7)	435,000		5.8%
MMCAP International Inc. SPC(8)	435,000		5.8%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Pacifico Acquisition Corp., 521 Fifth Avenue 17th Floor, New York, NY 10175.
(2)	Pacifico Capital LLC, our sponsor, is controlled by Mr. Edward Cong Wang, our Chief Executive Officer and Chairman of the board.
(3)	Include 1,633,750 shares held through Pacifico Capital LLC and 10,000 shares held directly.
(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.
(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 7969 NW 2nd Street, #401, Miami, Florida 33126.
(6)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(7)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 140 East 45th Street, 14th Floor, New York, NY 10017.
(8)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Island.

All of the insider shares outstanding prior to our IPO will be placed in escrow with American Stock Transfer & Trust Company, LLC, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

During the escrow period, the only permitted transfers of these insider shares will be (1) to the Company’s pre-IPO stockholders or their respective affiliates, or to the Company’s officers, directors, advisors and employees, (2) if the insider is an entity, as a distribution to its partners, stockholders or members upon its liquidation, (3) by bona fide gift to a member of the insider’s immediate family or to a trust, the beneficiary of which is the insider or a member of the insider’s immediate family for estate planning purposes, (4) by virtue of the laws of descent and distribution upon death of the insider, (5) pursuant to a qualified domestic relations order, (6) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities, (7) by private sales at prices no greater than the price at which the insider shares were originally purchased, or (8) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 8 or with our prior consent) on the condition that such transfers may be implemented only upon the respective transferee’s written agreement to be bound by the terms and conditions of the escrow agreement and of the letter agreement signed by the insiders, as well as the other applicable restrictions and agreements of the insiders (the transferees herein, the “permitted transferees”). If dividends are declared and payable in shares of Common Stock, such dividends will also be placed in escrow. If we are unable to affect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

Our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 66,000 shares of Common Stock (which includes 6,000 shares of Common Stock issuable upon exercise of Rights) if $600,000 of the notes were so converted). Our pre-IPO stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In April 2021, we sold an aggregate of 1,437,500 shares of our Common Stock for $25,000, or approximately $0.02 per share, to our insiders.

Simultaneously with the closing of the IPO on September 16, 2021, we consummated the Private Placement with Pacifico Capital LLC, our sponsor, purchasing 231,250 Private Units, and Chardan purchasing 50,000 units, in the aggregate a total of 281,250 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,812,500. The terms of the Private Units are identical to the Public Units. Additionally, the initial purchasers in the Private Placement agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of our initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

Subsequently, on September 20, 2021, Chardan fully exercised its over-allotment option and the closing of the issuance and sale of the additional Public Units occurred on September 22, 2021. The total aggregate issuance by us of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On September 22, 2021, simultaneously with the sale of the over-allotment Public Units, we consummated the private sale of an additional 26,250 Private Units, generating gross proceeds of $262,500.

In order to meet our working capital needs following the consummation of our IPO, our insiders, officers, and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 66,000 shares of Common Stock (which includes 6,000 shares of Common Stock issuable upon exercise of Rights) if $600,000 of the notes were so converted). Our pre-IPO stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

The holders of our insider shares issued and outstanding on the date of our IPO, as well as the holders of the private units (and underlying securities) and any shares our insiders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of our IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the private units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our Audit Committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our Audit Committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees, or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our Audit Committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our insiders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or insiders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. Principal Accountant Fees and Services.

The firm of UHY LLP, or UHY, acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. During the period from March 2, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $127,502 for the services UHY performed in connection with our IPO and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from March 2, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from March 2, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from March 2, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, dated September 13, 2021, by and between the Registrant and Chardan (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
4.4	Rights Agreement, dated September 13, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
4.5	Unit Purchase Option, dated September 16, 2021, by and between the Registrant and Chardan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
4.6*	Description of Securities
10.1	Letter Agreements, dated September 13, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.2	Investment Management Trust Agreement, dated September 13, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.3	Stock Escrow Agreement, dated September 13, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)

10.4	Registration Rights Agreement, dated September 13, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.5	Indemnity Agreements, dated September 13, 2021, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.6	Subscription Agreement, dated September 13, 2021, by and between the Company and Pacifico Capital LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.7	Subscription Agreement, dated September 13, 2021, by and between the Company and Chardan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacifico Acquisition Corp.

Dated: March 31, 2022	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Cong Wang	Chief Executive Officer. President and Director	March 31, 2022
Edward Cong Wang	(Principal Executive Officer)

/s/ Yi Zhong	Chief Financial Officer	March 31, 2022
Yi Zhong	(Principal Accounting and Financial Officer)

/s/ Raymond J. Gibbs	Director	March 31, 2022
Raymond J. Gibbs

/s/ Shiyun Shao	Director	March 31, 2022
Shiyun Shao

/s/ Yue Tang	Director	March 31, 2022
Yue Tang

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, dated September 13, 2021, by and between the Registrant and Chardan (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 20, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 20, 2021)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 20, 2021)
4.4	Rights Agreement, dated September 13, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
4.5	Unit Purchase Option, dated September 16, 2021, by and between the Registrant and Chardan (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
4.6*	Description of Securities
10.1	Letter Agreements, dated September 13, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.2	Investment Management Trust Agreement, dated September 13, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.3	Stock Escrow Agreement, dated September 13, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.4	Registration Rights Agreement, dated September 13, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.5	Indemnity Agreements, dated September 13, 2021, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.6	Subscription Agreement, dated September 13, 2021, by and between the Registrant and Pacifico Capital LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
10.7	Subscription Agreement, dated September 13, 2021, by and between the Registrant and Chardan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 17, 2021)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 8, 2021)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

PACIFICO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pacifico Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pacifico Acquisition Corp. (the Company) as of December 31, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the period from March 2, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 2, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company’s working capital is insufficient to cover costs incurred to operate its business prior to a business acquisition and the Company is unable to complete a business combination by the close of business on September 16, 2022, then the Company will likely cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2022

PACIFICO ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets
Cash	$217,818
Prepaid expense	181,160
Marketable securities held in trust account	58,076,305
Total Current Assets	58,475,283

Total Assets	$58,475,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Due to related party	$3,201
Accounts payable	36,530
Franchise taxes payable	25,280
Deferred underwriter commissions	2,469,769
Total Current Liabilities	2,534,780

Commitments and Contingencies

Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at redemption value	51,326,825

Stockholders’ Equity
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,745,000 shares issued and outstanding	175
Additional paid-in capital	4,834,950
Accumulated deficit	(221,447)
Total Stockholders’ Equity	4,613,678
Total Liabilities and Stockholders’ Equity	$58,475,283

The accompanying notes are an integral part of the financial statements.

PACIFICO ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 2, 2021(INCEPTION) TO DECEMBER 31, 2021

Formation and operating costs	$197,472
Franchise tax	25,280
Loss from operations	(222,752)
Other income
Interest income on marketable securities held in trust account	1,305
Net loss	$(221,447)

Weighted average shares outstanding of redeemable common stock	1,990,132
Basic and diluted net income (loss) per share, redeemable common stock	$0.44

Weighted average shares outstanding of non-redeemable common stock	1,418,380
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.77)

The accompanying notes are an integral part of the financial statements.

PACIFICO ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 2, 2021(INCEPTION) TO DECEMBER 31, 2021

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity
Balance–March 2, 2021 (Inception)	—	$—	$—	$—	$—

Common stock issued to initial stockholders	1,437,500	144	24,856	—	25,000

Sale of public units in initial public offering	5,750,000	575	57,499,425	—	57,500,000

Sale of private units	307,500	31	3,074,969	—	3,075,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(3,907,269)	—	(3,907,269)

Offering costs	—	—	(530,881)	—	(530,881)

Initial measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid-in capital	(5,750,000)	(575)	(48,929,011)	—	(48,929,586)

Accretion of initial measurement of common stock subject to redemption value	—	—	(2,397,239)	—	(2,397,239)

Net loss for the year	—	—	—	(221,447)	(221,447)
Balance, December 31, 2021	1,745,000	$175	$4,834,950	$(221,447)	$4,613,678

The accompanying notes are an integral part of the financial statements

PACIFICO ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 2, 2021(INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(221,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(1,305)
Change in operating assets and liabilities:
Prepaid expenses	(181,160)
Due to related party	3.201
Accounts payable	36,530
Franchise taxes payable	25,280
Net cash flows used in operating activities	(338,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash invested in marketable securities held in trust account	(58,075,000)
Net cash flows used investing activities	(58,075,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of public units in Initial Public Offering	57,500,000
Proceeds from sale of private units	3,075,000
Proceeds from issuance of common stock to initial stockholders	25,000
Payment of underwriter commissions	(1,437,500)
Payment of offering costs	(530,881)
Proceeds from issuance of promissory note to related party	200,000
Repayment of promissory note to related party	(200,000)
Net cash flows provided by financing activities	58,631,719

NET INCREASE (DECREASE) IN CASH	217,818

CASH, BEGINNING OF PERIOD	—
CASH, END OF PERIOD	$217,818

Supplemental disclosure of noncash activities:
Deferred underwriter commission	$2,469,769
Accretion of carrying value to redemption value	$2,397,239
Initial measurement of common stock subject to redemption	$48,929,586

The accompanying notes are an integral part of the financial statements.

PACIFICO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not yet commenced any operations and had not generated revenue. All activities through December 31, 2021 relate to the Company’s formation and the initial public offering (the “IPO”) described below. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $4,759,144 consisting of $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees and $851,875 of other offering costs (including $320,994 of the estimated cost of Unit Purchase Option issued to the underwriter). The Company received net proceeds of $58,075,000 from the IPO (including the Over-allotment Units) and the sale of Private Units.

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

The Company will have until 12 months from the closing of the IPO to consummate a Business Combination. On March 1, 2022, Caravelle International Group issued a press release announcing it signed a letter of intent with the Company on December 31, 2021. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 or 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), for each such extension on or prior to the date of the applicable deadline.

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

Going Concern

As of December 31, 2021, the Company had $217,818 of cash held outside its Trust Account for use as working capital. If the estimated costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination within 12 months from the closing of the IPO, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of December 31, 2021, offering costs amounted to $4,759,144 consisting of $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees and $851,875 of other offering costs (including $320,994 of the estimated cost of Unit Purchase Option issued to the underwriter). The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance. Accordingly, $4,372,914 was allocated to public shares and was charged to temporary equity, and $386,230 was allocated to public rights and was charged to stockholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on such account as of December 31, 2021.

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

At December 31, 2021, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(4,197,500)
Allocation of offering costs related to redeemable shares	(4,372,914)
Plus:
Accretion of carrying value to redemption value	2,397,239
Common stock subject to possible redemption	$51,326,825

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

For the period from March 2, 2021 (inception) through
December 31, 2021
Net Loss	$(221,447)
Accretion of temporary equity to redemption value	(2,397,239)
Net loss including accretion of temporary equity to redemption value	$(2,618,686)

	For the period from March 2, 2021 (inception) through December 31, 2021
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(1,528,975)	$(1,089,711)
Accretion of temporary equity to redemption value	2,397,239	—
Allocation of net income (loss)	$868,264	$(1,089,711)

Denominators:
Weighted-average shares outstanding	1,990,132	1,418,380
Basic and diluted net income/(loss) per share	$0.44	$(0.77)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of December 31, 2021, the Company incurred $4,759,144 consisting of $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees (payable only upon completion of a Business Combination) and $851,875 of other offering costs (including $320,994 of the estimated cost of Unit Purchase Option issued to the underwriter).

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

Note 5 — Related Party Transactions

Promissory Note - Related Party

On March 15, 2021, the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the closing of the IPO. As of December 31, 2021, the Company fully repaid the Promissory Note and no amount is owed under the note.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.5% of the gross proceeds of the IPO, or $1,437,500 including Over-allotment. In addition, the underwriters will be entitled to a deferred fee of 3.75% of the gross proceeds of the IPO, or $2,156,250, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters will also be entitled to 43,125 common shares, to be issued if the Company closes a Business Combination.

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

Professional Fees

The Company has engaged a merger and acquisition advisor and capital market advisor in connection with business combination to provide services such as introducing the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial business combination, assisting the Company in negotiating the terms and conditions with the target company, etc. The Company will pay the advisor a cash fee or in shares. In addition, the Company has committed to pay additional $150,000 professional fees upon the closing of a business combination.

Leases

The Company entered into a short-term agreement for temporary office space through its Sponsor expiring on March 31, 2022. The rent of $1,762 was prepaid.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2021, there were 1,745,000 shares of common stock (excluding 5,750,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	58,076,305	58,076,305	—	—

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax asset
Net operating loss carryforward	$6,085
Startup/Organization Expenses	18,229
Total deferred tax asset	24,314
Valuation allowance	(24,314)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

For the
period from
March 2,
2021
(inception)
through
December 31,
2021
Federal
Current	$—
Deferred	(24,314)
State
Current	$—
Deferred	—
Change in valuation allowance	24,314
Income tax provision	$—

As of December 31, 2021, the Company have $28,975 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 2, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $46,504.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

For the period
from March
2, 2021
(inception)
through
December 31,
2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Facilities acquisition costs	(10)%
Change in valuation allowance	(11)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10  — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2022, the date that the financial statements were issued. Based on the review, the Company did not identify any material subsequent event that is required disclosure in the financial statements.