Form 10-Q
period 2022-06-30
Pacifico Acquisition Corp.
filed 2022-08-12
CIK 1858414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 7,495,000 shares of common stock, $0.0001 par value issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PACIFICO ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$41,949	$217,818
Prepaid expense	52,390	181,160
Marketable securities held in trust account	58,151,659	58,076,305
Total Current Assets	58,245,998	58,475,283

Total Assets	$58,245,998	$58,475,283

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to related party	$—	$3,201
Accounts payable	42,391	36,530
Franchise taxes payable	15,600	25,280
Promissory note – related party	150,000	—
Deferred underwriter commissions	2,469,769	2,469,769
Total Current Liabilities	2,677,760	2,534,780

Commitments and Contingencies

Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at redemption value	55,684,490	51,326,825

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,745,000 shares issued and outstanding	175	175
Additional paid-in capital	477,284	4,834,950
Accumulated deficit	(593,711)	(221,447)
Total Stockholders’ Equity (Deficit)	(116,252)	4,613,678
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$58,245,998	$58,475,283

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PACIFICO ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,	For the period from March 2, 2021 (inception) through June 30,
	2022	2021	2022	2021
General and administrative expenses	$253,330	$115	$439,155	$3,525
Franchise tax expenses	7,800	—	15,600	—
Loss from operations	(261,130)	(115)	(454,755)	(3,525)

Interest earned on investment held in Trust Account	76,970	—	82,491	—
Loss before income taxes	(184,160)	(115)	(372,264)	(3,525)
Income taxes provision	—	—	—	—
Net loss	$(184,160)	$(115)	$(372,264)	$(3,525)

Basic and diluted weighted average shares outstanding of redeemable common stock	5,750,000	—	5,750,000	—

Basic and diluted net income per share of redeemable common stock	$0.07	$—	$0.13	$—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,745,000	1,083,333	1,745,000	541,667

Basic and diluted net loss per share of non-redeemable common stock	$(0.35)	$(0.00)	$(0.63)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PACIFICO ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	1,745,000	$175	$4,834,950	$(221,447)	$4,613,678
Net loss	—	—	—	(188,104)	(188,104)
Accretion of initial measurement of common stock subject to redemption value	—	—	(1,914,754)	—	(1,914,754)
Balance as of March 31, 2022	1,745,000	$175	$2,920,196	$(409,551)	$2,510,820
Net loss	—	—	—	(184,160)	(184,160)
Accretion of initial measurement of common stock subject to redemption value	—	—	(2,442,912)	—	(2,442,912)
Balance as of June 30, 2022	1,745,000	$175	$477,284	$(593,711)	$(116,252)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 2, 2021 (inception)	—	$—	$—	$(3,410)	$(3,410)
Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(115)	(115)
Balance as of June 30, 2021	1,437,500	$144	$24,856	$(3,525)	$21,475

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PACIFICO ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
Cash flows from operating activities:	2022	2021
Net loss	$(372,264)	$(3,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(82,491)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	128,770	—
Due to related party	(3,201)	400
Accounts payable	5,861	—
Franchise tax Payable	(9,680)	—
Net cash provided by (used in) operating activities	(333,005)	(3,125)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	$7,136	$—
Net cash provided by investing activities	7,136	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	$150,000	$200,000
Proceeds from issuance of Insider Shares to the Initial Stockholders	—	25,000
Payment of deferred offering costs	—	(118,542)
Net cash provided by financing activities	150,000	106,458

Net change in cash	(175,869)	103,333

Cash, beginning of the period	217,818	—
Cash, end of the period	$41,949	$103,333
Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$(4,357,666)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PACIFICO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30,2022, the Company had not yet commenced any operations and had not generated revenue. All activities through June 30,2022 relate to the Company’s formation and the initial public offering (the “IPO”) described below. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Pacifico Capital LLC, a Delaware limited liability company (the “Sponsor”).

On April 5, 2022, Pacifico entered into a Merger Agreement (the “Merger Agreement”), by and among Caravelle International Group, a Cayman Islands exempted company (“PubCo”)  and a wholly-owned subsidiary of the Company, Pacifico International Group, a Cayman Islands exempted company and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), Pacifico Merger Sub 2 Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”), and Caravelle Group Co., Ltd, a Cayman Islands exempted company (“Caravelle”), pursuant to which (a) Merger Sub 1 will merge with and into Caravelle (the “Initial Merger”), and Caravelle will be the surviving corporation of the Initial Merger and a direct wholly owned subsidiary of PubCo, and (b) following confirmation of the effectiveness of the Initial Merger, Merger Sub 2 will merge with and into Pacifico (the “SPAC Merger” and together with the Initial Merger, the “Merger”), and Pacifico will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo (collectively, the “Business Combination”). Following the Business Combination, PubCo will be a publicly traded holding company listed on a national stock exchange in the United States. These entities had not commenced any operations as of June 30, 2022. The board of directors of Pacifico has unanimously approved the Merger Agreement.

On May 13, 2022, the draft registration statement on Form F-4 was submitted with the SEC regarding the proposed Merger between Pacifico and Caravelle.

On July 18, 2022, the Amendment No. 1 to the draft registration statement was submitted to address comments received from the SEC regarding the draft registration statement.

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

The Company will have until 12 months from the closing of the IPO to consummate a Business Combination. On April 5, 2022, the Company entered into a merger agreement with Caravelle International Group. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 or 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), for each such extension on or prior to the date of the applicable deadline.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on completing the Proposed Public Offering and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of June 30, 2022, the Company had $41,949 of cash held outside its Trust Account for use as working capital. If the estimated costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as outlined in Note 1  (PubCo, Merger Sub 1 and Merger Sub 2) where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30,2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on such account as of June 30, 2022.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information. Trust Account activities included interest income of $82,491 for the six months ended June 30, 2022.

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

At June 30,2022, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(4,197,500)
Allocation of offering costs related to redeemable shares	(4,372,914)
Plus:
Accretion of carrying value to redemption value	6,754,904
Common stock subject to possible redemption	$55,684,490

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	For the three	For the six
	months	months
	ended	ended
	June 30,	June 30,
	2022	2022
Net Loss	$(184,160)	$(372,264)
Accretion of common stock to redemption value	(2,442,912)	(4,357,666)
Net loss including accretion of common stock to redemption value	$(2,627,072)	$(4,729,930)

	For the three months ended
	June 30, 2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(2,015,432)	$(611,640)
Accretion of common stock to redemption value	2,442,912	—
Allocation of net income (loss)	$427,480	$(611,640)

Denominators:
Weighted-average shares outstanding	5,750,000	1,745,000
Basic and diluted net income/(loss) per share	$0.07	$(0.35)

	For the six months ended
	June 30, 2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(3,628,699)	$(1,101,231)
Accretion of common stock to redemption value	4,357,666	—
Allocation of net income (loss)	$728,967	$(1,101,231)

Denominators:
Weighted-average shares outstanding	5,750,000	1,745,000
Basic and diluted net income/(loss) per share	$0.13	$(0.63)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30,2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 5 — Related Party Transactions

Promissory Note - Related Party

On March 15, 2021, the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the closing of the IPO. As of June 30, 2022, the Company fully repaid the Promissory Note and no amount is owed under the note.

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

Professional Fees

The Company has engaged a merger and acquisition advisor and capital market advisor in connection with business combination to provide services such as introducing the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial business combination, assisting the Company in negotiating the terms and conditions with the target company. The Company will pay the advisor a cash fee or in shares in a total amount of approximately $4.625 million. In addition, the Company has committed to pay additional $50,000 professional fees upon the closing of a business combination.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of June 30, 2022, there were 1,745,000 shares of common stock (excluding 5,750,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	58,151,659	58,151,659	—	—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	58,076,305	58,076,305	—	—

Note 9  — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 12, 2022, the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 18, 2022, Form S-4A containing Amendment No. 1 to the Registration Statement was filed to address comments received from the SEC regarding the Registration Statement.

On August 8, 2022, the Company entered into a $100,000 promissory note with the Sponsor, Pacifico Capital LLC., $25,000 in cash was received on August 12, 2022. The Note is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert the note into private units at $10.00 per unit.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “PAFO,” “our,” “us” or “we” refer to Pacifico Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying unaudited condensed consolidated financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the quarter ended June 30, 2022, we had a net loss of $184,160, which comprised of loss of approximately $261,130, derived primarily from general and administrative expenses of approximately $253,330, offset by interest earned on marketable securities of approximately $76,970. For the six months ended June 30, 2022, we had a net loss of $372,264, which consisted of loss of approximately $454,755 primarily derived from general and administrative expenses of $439,155, offset by $82,491 interest income earned on marketable securities from our trust account.

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

Following the IPO, the full exercise of the over-allotment option, and the sale of the private placement units, we had $72,436 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes as of June 30, 2022. We incurred a total of $4,759,144 in transaction costs, including $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees and $851,875 of other offering costs (including $320,994 of the estimated cost of Unit Purchase Option issued to the underwriter). For three and six months period ending June 30, 2022, cash used in operating activities was $187,624 and $333,005, respectively.

As of June 30, 2022, we had marketable securities held in the Trust Account of $58,151,659 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we withdrew $7,136 interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2022, we had cash of $41,949 outside the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company has engaged a merger and acquisition advisor and capital market advisor in connection with business combination to provide services such as introducing the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial business combination, assisting the Company in negotiating the terms and conditions with the target company. The Company will pay the advisor a cash fee or in shares in a total amount of approximately $4.625 million. In addition, the Company has committed to pay additional $50,000 professional fees upon the closing of a business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred total costs of $4,759,144 consisting of $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees (payable only upon completion of a Business Combination) and $851,875 of other offering costs (including $320,994 of the estimated cost of Unit Purchase Option issued to the underwriter).

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	PACIFICO ACQUISITION CORP.

	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Yi Zhong
	Name:	Yi Zhong
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)