Form 10-Q
period 2022-09-30
Pacifico Acquisition Corp.
filed 2022-11-14
CIK 1858414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 7,495,000 shares of common stock, $0.0001 par value issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PACIFICO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$11,892	$217,818
Prepaid expense	63,388	181,160
Marketable securities held in trust account	58,945,268	58,076,305
Total Current Assets	59,020,548	58,475,283

Total Assets	$59,020,548	$58,475,283

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to related party	$—	$3,201
Accounts payable	44,010	36,530
Franchise taxes payable	23,400	25,280
Income taxes payable	52,612	—
Promissory note – related party	300,000	—
Promissory note – Caravelle	575,000	—
Deferred underwriter commissions	2,469,769	2,469,769
Total Current Liabilities	3,464,791	2,534,780

Commitments and Contingencies

Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at redemption value	58,943,963	51,326,825

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 10,000,000 shares authorized; 1,745,000 shares issued and outstanding	175	175
Additional paid-in capital	—	4,834,950
Accumulated deficit	(3,388,381)	(221,447)
Total Stockholders’ Equity (Deficit)	(3,388,206)	4,613,678
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$59,020,548	$58,475,283

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PACIFICO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 2, 2021 (inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$177,360	$17,135	$616,516	$20,660
Franchise tax expenses	7,800	18,960	23,400	18,960
Income (loss) from operations	(185,160)	(36,095)	(639,916)	(39,620)

Interest earned on investment held in Trust Account	225,292	86	307,783	86
Income (loss) before income taxes	40,132	(36,009)	(332,133)	(39,534)

Income taxes provision	(52,612)	—	(52,612)	—
Net loss	$(12,480)	$(36,009)	$(384,745)	$(39,534)

Basic and diluted weighted average shares outstanding of redeemable common stock	5,750,000	826,087	5,750,000	358,491

Basic and diluted net income per share of redeemable common stock	$0.13	$0.43	$0.26	$1.29

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,745,000	1,311,386	1,745,000	1,276,639

Basic and diluted net loss per share of non-redeemable common stock	$(0.44)	$(0.30)	$(1.07)	$(0.39)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PACIFICO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2022	1,745,000	$175	$4,834,950	$(221,447)	$4,613,678
Net loss	—	—	—	(188,104)	(188,104)
Accretion of initial measurement of common stock subject to redemption value	—	—	(1,914,754)	—	(1,914,754)
Balance as of March 31, 2022	1,745,000	$175	$2,920,196	$(409,551)	$2,510,820
Net loss	—	—	—	(184,160)	(184,160)
Accretion of initial measurement of common stock subject to redemption value	—	—	(2,442,912)	—	(2,442,912)
Balance as of June 30, 2022	1,745,000	$175	$477,284	$(593,711)	$(116,252)
Net loss	—	—	—	(12,480)	(12,480)
Additional amount deposited into trust	—	—	—	(561,181)	(561,181)
Accretion of initial measurement of common stock subject to redemption value	—	—	(477,284)	(2,221,009)	(2,698,293)
Balance as of September 30, 2022	1,745,000	$175	$—	$(3,388,381)	$(3,388,206)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity
Balance–March 2, 2021 (Inception)	—	$—	$—	$—	$—

Common stock issued to initial stockholders	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(3,525)	(3,525)
Balance, June 30, 2021	1,437,500	$144	$24,856	$(3,525)	$21,475

Sale of public units in initial public offering	5,750,000	575	57,499,425	—	57,500,000

Sale of private units	307,500	31	3,074,969	—	3,075,000

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(3,907,269)	—	(3,907,269)

Offering costs	—	—	(530,881)	—	(530,881)

Initial measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid-in capital	(5,750,000)	(575)	(48,929,011)	—	(48,929,586)

Accretion of initial measurement of common stock subject to redemption value	—	—	(605,518)	—	(605,518)

Net loss	—	—	—	(36,009)	(36,009)
Balance, September 30, 2021	1,745,000	$175	$6,626,671	$(39,534)	$6,587,312

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PACIFICO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
Cash flows from operating activities:	2022	2021
Net loss	$(384,745)	$(39,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(307,783)	(86)
Change in operating assets and liabilities:
Prepaid expenses and other assets	117,773	(245,545)
Due to related party	(3,201)	—
Accounts payable	7,480	—
Franchise tax Payable	(1,880)	—
Income tax Payable	52,612	18,960
Net cash provided by (used in) operating activities	(519,745)	(266,205)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	$13,819	$—
Cash deposited in trust account	(575,000)	(58,075,000)
Net cash provided by investing activities	(561,181)	(58,075,000)

Cash Flows from Financing Activities:
Proceeds from sale of pubic units in Initial Public Offering	$—	$57,500,000
Proceeds from sale of private units	—	3,075,000
Proceeds from sale of unit purchase option		100
Proceeds from issuance of common stock to initial stockholders	—	25,000
Payment of underwriter commissions	—	(1,437,500)
Payment of offering costs	—	(530,881)
Proceeds from issuance of promissory note to Caravelle	575,000	—
Proceeds from issuance of promissory note to related party	300,000	200,000
Repayment of promissory note to related party	—	(200,000)
Net cash provided by financing activities	875,000	58,631,719

Net change in cash	(205,926)	290,514

Cash, beginning of the period	217,818	—
Cash, end of the period	$11,892	$290,514
Supplemental Disclosure of Cash Flow Information:
Deferred underwriter commission	$2,469,769	$2,469,769
Accretion of carrying value to redemption value	$7,617,140	$605,518

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

As of September 30, 2022, the Company had not yet commenced any operations and had not generated revenue. All activities through September 30, 2022 relate to the Company’s formation and the initial public offering (the “IPO”) described below. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Pacifico Capital LLC, a Delaware limited liability company (the “Sponsor”).

On April 5, 2022, Pacifico entered into a Merger Agreement (the “Merger Agreement”), by and among Caravelle International Group, a Cayman Islands exempted company (“PubCo”) and a wholly-owned subsidiary of the Company, Pacifico International Group, a Cayman Islands exempted company and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), Pacifico Merger Sub 2 Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2” and, together with PubCo and Merger Sub 1, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”), and Caravelle Group Co., Ltd, a Cayman Islands exempted company (“Caravelle”), pursuant to which (a) Merger Sub 1 will merge with and into Caravelle (the “Initial Merger”), and Caravelle will be the surviving corporation of the Initial Merger and a direct wholly owned subsidiary of PubCo, and (b) following confirmation of the effectiveness of the Initial Merger, Merger Sub 2 will merge with and into Pacifico (the “SPAC Merger” and together with the Initial Merger, the “Merger”), and Pacifico will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo (collectively, the “Business Combination”). Following the Business Combination, PubCo will be a publicly traded holding company listed on a national stock exchange in the United States. These entities had not commenced any operations as of September 30, 2022. The board of directors of Pacifico has unanimously approved the Merger Agreement.

On May 13, 2022, the draft registration statement on Form F-4 was submitted with the SEC regarding the proposed Merger between Pacifico and Caravelle.

On July 18, 2022, the Amendment No. 1 to the draft registration statement on Form F-4 was submitted to address the comments received from the SEC dated June 9, 2022 regarding the draft registration statement on Form F-4.

On August 15, 2022, Pacifico executed the Amended and Restated Agreement and Plan of Merger which removed PIPE as a closing condition and changed the deadline and account for Caravelle to deposit the first $575,000, among other changes.

On August 18, 2022, the Amendment No. 2 to the draft registration statement on Form F-4 was submitted to address the comments received from the SEC dated August 4, 2022 regarding the Amendment No. 1.

On September 13, 2022, pursuant to the amended Merger Agreement, Caravelle remitted a cash payment of $575,000 to the Trust Account for the cost to extend the time for Pacifico to complete the Business Combination by three months until December 16, 2022.

On September 22, 2022, the registration statement on Form F-4 was filed with the SEC regarding the proposed Merger between Pacifico and Caravelle.

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

On April 14, 2022, the Sponsor loaned the Company an additional $150,000 pursuant to a promissory note (“Promissory Note 1”). The Promissory Note 1 is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert the Note into Private Units at $10.00 per unit.

On August 8, 2022, the Company entered into a $100,000 promissory note with the Sponsor. The note is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert the note into private units at $10.00 per unit.

On September 13, 2022, the Company entered into a $575,000 promissory note with Caravelle as a result of Caravelle’s payment to the Trust Account to extend the existence of Pacifico for three months to December 16, 2022. The note is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. Caravelle has the right to convert the note into private units at $10.00 per unit.

On September 15, 2022, the Company entered into a $50,000 promissory note with the Sponsor. The note is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert the note into private units at $10.00 per unit.

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

The Company will have until 15 months from the closing of the IPO to consummate a Business Combination. On April 5, 2022, the Company entered into a merger agreement with Caravelle International Group. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 15 or 18 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), for each such extension on or prior to the date of the applicable deadline. On September 13, 2022, pursuant to the amended Merger Agreement, Caravelle remitted a cash payment of $575,000 to the Trust Account for the cost to extend the time for Pacifico to complete the Business Combination by three months until December 16, 2022.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern

As of September 30, 2022, the Company had $11,892 of cash held outside its Trust Account for use as working capital. If the estimated costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account.

On September 13, 2022, pursuant to the amended Merger Agreement, Caravelle deposited into the Company’s Trust Account an additional $575,000 (representing $0.10 per each share of redeemable common stock) to extend the time for Pacifico to complete the Business Combination by three months until December 16, 2022(or March 16, 2023, if the time period is extended). It is uncertain that the Company will be able consummate a Business Combination by this date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that if the Company is unable to complete a Business Combination within 15 months from the closing of the IPO, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30,2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on such account as of September 30, 2022.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information. Trust Account activities during nine months ended September 30, 2022 included interest income of $307,783, a cash withdrawal of $13,819 to the Company for franchise tax payment and a cash receipt of $575,000 for the three month extension of the Company’s business combination until December 16, 2022.

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

At September 30,2022, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(4,197,500)
Allocation of offering costs related to redeemable shares	(4,372,914)
Plus:
Additional amount deposited into trust	561,181
Accretion of carrying value to redemption value	9,453,196
Common stock subject to possible redemption	$58,943,963

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	For the	For the
	three months	nine months
	ended	ended
	September 30,	September 30,
	2022	2022
Net Loss	$(12,480)	$(384,745)
Accretion of common stock to redemption value	(3,259,474)	(7,617,140)
Net loss including accretion of common stock to redemption value	$(3,271,954)	$(8,001,885)

	For the three months ended
	September 30, 2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(2,510,171)	$(761,782)
Accretion of common stock to redemption value	3,259,474	—
Allocation of net income (loss)	$749,302	$(761,782)

Denominators:
Weighted-average shares outstanding	5,750,000	1,745,000
Basic and diluted net income/(loss) per share	$0.13	$(0.44)

	For the nine months ended
	September 30, 2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(6,138,871)	$(1,863,014)
Accretion of common stock to redemption value	7,617,140	—
Allocation of net income (loss)	$1,478,269	$(1,863,014)

Denominators:
Weighted-average shares outstanding	5,750,000	1,745,000
Basic and diluted net income/(loss) per share	$0.26	$(1.07)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 96.09% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (15.84)% and 0.00% for the nine months ended September 30, 2022 and for the period from March 8, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from March 2, 2021 (inception) through September 30, 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instrument,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Promissory Note — Related Party

On March 15, 2021, the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the closing of the IPO. As of September 30, 2022, the Company fully repaid the Promissory Note and no amount is owed under the note.

On April 14, 2022, the Sponsor loaned the Company an additional $150,000 pursuant to a promissory note (“Promissory Note 1”). The Promissory Note 1 is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert the Note into Private Units at $10.00 per unit.

On August 8, 2022, the Company entered into a $100,000 promissory note with the Sponsor (“Promissory Note 2”). The Promissory Note 2 is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert the note into private units at $10.00 per unit.

On September 13, 2022, pursuant to the amended Merger Agreement, Caravelle remitted a cash payment of $575,000 to the Trust Account for the cost to extend the time for Pacifico to complete the Business Combination by three months until December 16, 2022. On September 13, 2022, the Company entered into a $575,000 promissory note with Caravelle (“Caravelle Note”) as a result of Caravelle’s payment to the Trust Account to extend the existence of Pacifico for three months to December 16, 2022. The Caravelle Note is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. Caravelle has the right to convert the note into private units at $10.00 per unit.

On September 15, 2022, the Company entered into a $50,000 promissory note with the Sponsor (“Promissory Note 3”). The Promissory Note 3 is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert the note into private units at $10.00 per unit.

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

Professional Fees

The Company has engaged a merger and acquisition advisor and capital market advisor in connection with business combination to provide services such as introducing the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial business combination, assisting the Company in negotiating the terms and conditions with the target company. The Company will pay the advisor a cash fee or in shares in a total amount of approximately $4.625 million. In addition, the Company has committed to pay additional $50,000 professional fees for which it has not yet been billed.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of September 30, 2022, there were 1,745,000 shares of common stock (excluding 5,750,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	58,945,268	58,945,268	—	—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	58,076,305	58,076,305	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 14, 2022, the date that the unaudited condensed consolidated financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 24, 2022, the Company issued a $200,000 convertible unsecured promissory note to the Sponsor. The promissory note is unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert the note into Private Units at $10.00 per unit.

On October 27, 2022, the Company received the $200,000 loan from the Sponsor.

On October 14 and November 4, 2022, the Amendment No. 1 and Amendment 2 to Form F-4 registration statement, were filed respectively. The registration statement was declared effective by the SEC on November 9, 2022.

On November 10, the Company filed a definitive proxy statement with the SEC for its stockholders’ special meeting.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the quarter ended September 30, 2022, we had a net loss of $12,480, which comprised of income of $40,132 derived primarily from general and administrative expenses of approximately $177,360, offset by interest earned on marketable securities of approximately $225,292. For the nine months ended September 30, 2022, we had a net loss of $384,745, which consisted of loss of approximately $332,133 derived primarily from general and administrative expenses of $616,516, offset by $307,783 interest income earned on marketable securities from our trust account. Income tax expense was $52,612 for each of the three months and nine months period.

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

Following the IPO, the full exercise of the over-allotment option, and the sale of the private placement units, we had $72,436 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes as of September 30, 2022. We incurred a total of $4,759,144 in transaction costs, including $1,437,500 of underwriting fees, $2,469,769 of deferred underwriting fees and $851,875 of other offering costs (including $320,994 of the estimated cost of Unit Purchase Option issued to the underwriter).

As of September 30, 2022, we had marketable securities held in the Trust Account of $58,945,268 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we withdrew $13,819 interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, we had cash of $11,892 outside the Trust Account. For the three and nine months period ending September 30, 2022, cash used in operating activities was $186,739 and $519,745, respectively. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

On August 8, 2022 and September 15, 2022, the Sponsor loaned an additional $100,000 and $50,000, respectively, pursuant to two promissory notes which are unsecured, interest-free and due after the date on which the Company consummates an initial business combination. The Sponsor has the right to convert each promissory note into private units at $10.00 per unit.

On September 13, 2022, pursuant to the amended Merger Agreement, Caravelle loaned the Company $575,000 pursuant to a promissory note and deposited into the Company’s Trust Account an additional $575,000 (representing $0.10 per each share of redeemable common stock) to extend the time for Pacifico to complete the Business Combination by three months until December 16, 2022. It is uncertain that the Company will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution.  In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after December 16, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid $1,437,500 of underwriting fees, (not including the 3.75% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $851,875 (including $320,994 of the estimated cost of Unit Purchase Option issued to the underwriter) for other costs and expenses related to our formation and the IPO.

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

Dated: November 14, 2022	PACIFICO ACQUISITION CORP.

	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Yi Zhong
	Name:	Yi Zhong
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)